Form 10-Q
period 2012-02-29
SKOOKUM SAFETY SOLUTIONS CORP.
filed 2012-05-03
CIK 1537048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-178464

Skookum Safety Solutions Corp.

(Exact name of registrant as specified in its charter)

Nevada	TBA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1017 5th Street SE High River, Alberta, T1V 1J2
(Address of principal executive offices)

(866) 279-7880
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,000,000 common shares as of April 30, 2012 .

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 29, 2012 and August 31, 2011 (unaudited);
F-2	Statements of Operations for the three months ended February 29, 2012 and February 28, 2011, the six months ended February 29, 2012 and period from August 9, 2011 (Inception) to February 29, 2012 and February 28, 2011 (unaudited);
F-3	Statements of Cash Flows for the six months ended February 29, 2012 and period from August 9, 2011 (Inception) to February 29, 2012 and February 28, 2011 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 29, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF FEBRUARY 29, 2012 AND AUGUST 31, 2011

	February 29, 2012	August 31, 2011
ASSETS
Current Assets
Cash and equivalents	$37,804	$54,895
Prepaid expenses	5,000	5,000
Total Current Assets	42,804	59,895

TOTAL ASSETS	$42,804	$59,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$1,500	$6,000
Due to officer	740	503
Total Liabilities	2,240	6,503

Stockholders’ Equity
Common Stock, $.001 par value, 30,000,000 shares authorized, 2,000,000 shares issued and outstanding	2,000	2,000
Additional paid-in capital	68,000	68,000
Deficit accumulated during the development stage	(29,436)	(16,608)
Total Stockholders’ Equity	40,564	53,392

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,804	$59,895

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 29, 2012

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011 AND PERIOD FROM INCEPTION TO FEBRUARY 28, 2011

FOR THE PERIOD FROM OCTOBER 19, 2010 (INCEPTION) TO FEBRUARY 29, 2012

	Three months ended February 29, 2012	Three months ended February 28, 2011	Six months ended February 29, 2012	Inception to February 28, 2011	Inception to February 29, 2012
REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	2,087	11,000	4,231	11,000	16,231
General and administrative	4,129	2,373	8,597	2,969	13,205
TOTAL EXPENSES	6,216	13,373	12,828	13,969	29,436

LOSS FROM OPERATIONS	(6,216)	(13,373)	(12,828)	(13,969)	(29,436)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(6,216)	$(13,373)	$(12,828)	$(13,969)	$(29,436)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,000,000	1,500,000	2,000,000	1,500,000

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2012

FOR THE PERIOD FROM OCTOBER 19, 2010 (INCEPTION) TO FEBRUARY 28, 2011

FOR THE PERIOD FROM OCTOBER 19, 2010 (INCEPTION) TO FEBRUARY 29, 2012

	Six months ended February 29, 2012	Inception to February 28, 2011	Inception to February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(12,828)	$(13,969)	$(29,436)
Change in non-cash working capital items:
Changes in assets and liabilities:
(Increase) in prepaid expenses	0	0	(5,000)
Increase (decrease) in accrued expenses	(4,500)	0	1,500
Increase(decrease) in due to officer	237	498	740
NET CASH USED BY OPERATING ACTIVITIES	(17,091)	(13,471)	(32,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	43,500	70,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	70,000

NET INCREASE IN CASH	(17,091)	30,029	37,804

Cash, beginning of period	54,895	0	0
Cash, end of period	$37,804	$30,029	$37,804

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Skookum Safety Solutions Corp. (‘Skookum” or “the Company”) was incorporated under the laws of the State of Nevada, U.S. on October 19, 2010. Skookum is developing a line of baby products. Skookum is a development stage company and has not yet realized any revenues from its planned operations.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The accompanying unaudited interim financial statements of Skookum Safety Solutions Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2011 have been omitted.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an August 31 fiscal year end.

Cash and Cash Equivalents

Skookum considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 29, 2012 and August 31, 2011, respectively, the Company had $37,804 and $54,895 of cash.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accrued expenses and an amount due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Foreign Currency

The operations of the Company are located in Canada. Skookum maintains both U.S. Dollar and Canadian Dollar bank accounts. The functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency, if any, are re-measured into the functional currency at the rate in effect at the time of the transaction. Re-measurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations due to materiality. Monetary assets and liabilities denominated in Canadian Dollars are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in Canadian Dollars are translated at the average exchange rate.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 29, 2012.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

Skookum does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at February 29, 2012 and August 31, 2011 consisted of an amount paid to the Company’s attorneys as a retainer for future legal services.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at February 29, 2012 and August 31, 2011 consisted of amounts due to the Company’s outside independent auditors.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 4 – DUE TO OFFICER

An officer and shareholder of the Company has paid certain expenses on behalf of the Company. The amount due to the officer is unsecured, non-interest bearing and due on demand. The balance due to the officer is $740 and $503 as of February 29, 2012 and August 31, 2011, respectively.

NOTE 5 – COMMON STOCK

The Company has 30,000,000 shares of $0.001 par value common stock authorized. During the period ended August 31, 2011, the Company issued 1,500,000 shares of common stock at $0.02 per share to its founder for total cash proceeds of $30,000. Additionally, the Company issued 500,000 shares of common stock at $0.08 per share for total cash proceeds of $40,000.

As of February 29, 2012 there were 2,000,000 shares of common stock issued and outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – INCOME TAXES

As of February 29, 2012, the Company had net operating loss carry forwards of approximately $29,436 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	February 29, 2012	February 28, 2011
Federal income tax benefit attributable to:
Current operations	$4,362	$4,547
Less: valuation allowance	(4,362)	(4,547)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	February 29, 2012	August 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$10,009	$5,647
Less: valuation allowance	(10,009)	(5,647)
Net deferred tax asset	$0	$0

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 7 – INCOME TAXES( CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $29,436 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – GOING CONCERN

Skookum has a deficit accumulated during the development stage of $29,436 as of February 29, 2012. Skookum's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Skookum has no current source of revenue. Without realization of additional capital, it would be unlikely for Skookum to continue as a going concern. Skookum's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to February 29, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We are engaged in the business of developing, manufacturing, and selling blocks designed to elevate the head of a bed or crib specifically for the treatment of symptoms associated with certain medical disorders in children and adults. These products will be marketed to the doctors who treat these disorders, as well as the patients (and the parents of minor patients) who are afflicted by them. We are currently in the process of developing our product design, seeking manufacturers, and planning marketing strategies. We have had discussions with product designers, manufacturers, and marketing consultants regarding these activities, but we have not, however, entered into any oral or written agreement concerning the designing, manufacturing, or marketing of our products as of the date of this report. When we are satisfied that our products will compete effectively in the Home Healthcare Industry, we will begin the manufacture and distribution of the products online initially, and eventually through conventional retailers.

Rebecca Kyllo is our president and sole director. Our offices are located at 1017-5th Street SE, High River, Alberta, Canada T1V1J2.

Product Development

We intend to continue the development and refinement of our products over the coming months. We will first focus on our experiments to improve the quality of our products to increase their appeal to parents and patients. We feel that our final products will compete effectively in the marketplace due to their functional effectiveness, flexibility, low cost, and ease of use relative to similar products in the marketplace.

We intend to achieve our goal to develop our product by engaging in the following activities in the next twelve months:

  Engage a design firm to create working prototype of the "Upsy Daisy" Gastroesophageal Reflux Disease crib blocks. Our President, Rebecca Kyllo, will lead this effort. We have several candidate firms in mind to assist with this, but have not retained a firm as of the date of this report. Based on our discussions with these firms, we anticipate a working block prototype with raised pegs that interlock will cost approximately $2,200. We intend to engage a firm to prototype this product within the next two months and to have a working prototype within six months.
  Product testing by a network of new mothers known to Ms. Kyllo in Alberta, Canada and the network of new mothers she has relationships with on Internet "mommy message boards". Estimated cost will be $500 to distribute the product to 20 testers. We anticipate initiating private “beta” product testing within one month of prototyping.
  Collection and assessment of feedback by Ms. Kyllo and, potentially, a design consultant. Estimated cost will be $1,500. This is will done on an ongoing basis as testers provide feedback.
  Reiteration of the product and possibly new prototyping, led by Ms. Kyllo. Estimated cost will be $2,000. This will be done an ongoing basis once the first prototypes have been produced and are being tested. We target advancing the design and reiterating the product within three months of producing the initial prototype.
  New product development focusing on adult Gastroesophageal Reflux Disease, home care, and elderly care. This effort will be led by Ms. Kyllo in consultation with a product design firm. We anticipate spending significant resources developing one or more adult GERD products; at this point we estimate spending approximately $5,000 on adult GERD product development within the next 12 months. If resources permit, we will allocate additional funds to adult GERD products because we believe there is significant potential in this niche; we are especially interested in developing innovative, safe and inexpensive bed adjustment products for elderly GERD sufferers. Our thinking regarding adult GERD is currently very preliminary.
  Develop an informative website followed by a fully functioning e-commerce website. Information concerning these activities is provided below. This is an important milestone. We will begin developing a website as soon as resources permit. We plan to develop a fully functioning e-commerce website in the next twelve months.
  Attending national and regional home health care events and conferences. Information concerning these activities is provided below. We plan to attend health care events and conferences within the next 12 months.

Locate Suitable Manufacturing

We do not currently have any manufacturing facilities. Our management has contacted several manufacturers of hard plastic products in Canada, and has begun negotiations for the manufacture of our products on a contract basis. We are currently negotiating price, payment, customer guarantee, shipping, inventory, delivery schedule and returns. We have not, however, entered into any oral or written agreement concerning the manufacturing of our products as of the date of this report. We plan to pursue this further upon the final development and commercialization of our products.

Production of our products does not require any facilities or equipment beyond what is available to any general plastics manufacturer. We could contract with any plastics manufacturer to produce our product by following our designs. We do not anticipate renting a warehouse at this stage of our business. We expect that the manufacturer that will work with us will provide packaging, storage, and shipping service for us as part of our agreement. All of the raw materials necessary to produce our products are available in the public marketplace. We will hold our orders until certain quantities, which will be pre-negotiated with the manufacturer, are attained. Then we will contract with the manufacturer to produce our products for us at pre-negotiated prices. Typically the order will be shipped within five business days after we place the order.

Once we have finalized our product, we will begin manufacturing quantities necessary for us to conduct marketing activities.

Sales and Distribution Strategy

Our goal is for our Upsy Daisy and Bed Block Products to become leading products in home treatments for symptoms of GERD in adults and GERD and other maladies in children. In order to achieve our goal, we intend to increase awareness of our products with potential customers, who we anticipate will be GERD patients and parents of infants suffering from GERD, ear infections, and congestion. We intend to do this by engaging in the following:

  Develop an informative website followed by a fully functioning e-commerce website. Currently, our primary website, www.skookumsafety.com is not being utilized. We intend to first develop the site as means of disseminating information about our products, our company, and the medical conditions and symptoms that our products are intended to help treat. This will be led by Ms. Kyllo assisted by web designers engaged on as-needed basis. Estimated cost for this effort will be approximately $1,000. Our intent is to replace this interim site with a fully functioning e-commerce website where customers can go, not just for information and education, but to purchase our products as well. This will be done in due course as the product is developed and becomes ready to sell. This effort will be led by Ms. Kyllo assisted by web designers at an estimated cost of $2,500. All of our marketing efforts early on will focus on driving traffic to our site to increase sales. We feel that marketing and selling directly to consumers is an efficient way to get our products to consumers while minimizing overhead.

  Attending national and regional home health care events and conferences. There are events and conferences managed by regional and central institutions and organizations to promote home health care products. We plan to attend a number of events attended by home health care products merchants and department store chain representatives in order to further expose our products. These events will include trade meetings, promotional events, seminars, and conferences, which are heavily attended by home health care products wholesalers and department store chain representatives, in order to further expose our products. Estimated costs to attend baby product trade shows are $1,500.

  Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to later market directly to wholesalers and major department store chains. We are now creating a target buyer database. Ms. Kylo hopes to leverage her relationships with management of significant Alberta-based home care companies to get our products into Alberta stores. Our marketing will also include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

  Promoting to the public through Internet-based and traditional media advertising. We intend to use Internet-based and traditional media to promote our product directly to the public to raise public awareness of our product. A health-conscious consumer population could pull our products through the supply chain if they are properly educated regarding our products. We feel that such branding and marketing efforts aimed directly at the end consumer will be effective for increasing both online and traditional retail sales. We intend to approach a range of online retailers of baby care products. One favoured family of sites sells one product per day in large volumes. Management believes we have a reasonable chance of getting into these online stores.

We intend to initially conduct all of our sales through our website or other online venues. When we are prepared to sell our product through conventional retail distribution channels (via intermediaries), we will mail our brochure to wholesale distributors, and, initially, we will conduct special promotions providing small amounts of our products to a few major stores, while allowing them to pay us on a net 90 basis. If the market shows an interest in our product, we expect that they will then begin to order from us regularly. We will begin marketing from the United States and Canada, where our director has many contacts, prior to moving forward in marketing our product in other countries.

Intellectual Property Protection

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product formulas, proprietary manufacturing processes and technologies, product research and concepts, and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

We are currently consulting with law firms to protect our brand name and product design. While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Sales Personnel

We do not currently employ any sales personnel. In the short term, we intend to use the services of our management to sell our products. As our product sales increase online and we approach the retail sales stage, however, we plan to employ sales representatives in the United States and Canada to promote and sell our products to wholesalers, retailers, and directly to consumers. These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory. We expect to pay such sales representatives on a commission basis. In addition, we may decide to pay each sales representative a base salary. We expect to provide service and support to our sales representatives, including advertising and sales materials. When we determine to expand our sales further, we will employ sales personnel in various countries.

In the event we hire sales personnel, we do not intend to do so in the next twelve months unless our revenues are enough to absorb the cost of these personnel.

Results of operations for the three months ended February 29, 2012 and February 28, 2011, the six months ended February 29, 2012, and for the period from Inception (August 9, 2011) to February 29, 2012 and February 28, 2011

We have not earned any revenues since our inception on August 9, 2011. We do not anticipate earning revenues until such time that we have fully developed and are able to market our products.

We incurred operating expenses in the amount of $6,216 for the three months ended February 29, 2012, as compared with $13,373 for the three months ended February 28, 2011. We incurred operating expenses of $12,828 for the six months ended February 29, 2012, $29,436 for the period from August 9, 2011 (Inception) to February 29, 2012 and $13,969 for period from August 9, 2011 (Inception) to February 28, 2011. For all periods mentioned, our operating expenses consisted of general and administrative expenses and professional fees.

We incurred a net loss in the amount of $6,216for the three months ended February 29, 2012, as compared with $13,373 for the three months ended February 28, 2011, $12,828 for the six months ended February 29, 2012, $29,436 for the period from August 9, 2011 (Inception) to February 29, 2012, and $13,969 for the period from August 9, 2011 (Inception) to February 28, 2011. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of February 29, 2012, we had $42,804 in current assets. Our total current liabilities as of February 29, 2012 were $2,240. As a result, we have working capital of $40,564 as of February 29, 2012.

Operating activities used $32,196 in cash for the period from inception (August 9, 2011) to February 29, 2012. Our net loss of $29,436 for this period was the main component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock to fund our operations during the period ended February 29, 2012.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of February 29, 2012, there were no off balance sheet arrangements.

Going Concern

We have a deficit accumulated during the development stage of $29,436 as of February 29, 2012. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Rebecca Kyllo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2012, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2012.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skookum Safety Solutions Corp.

Date:	May 2, 2012

By:	/s/ Rebecca Kyllo Rebecca Kyllo
Title:	Chief Executive Officer and Director

