Form 10-Q
period 2012-05-31
SKOOKUM SAFETY SOLUTIONS CORP.
filed 2012-07-16
CIK 1537048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

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

(866) 279-7880
(Registrant’s telephone number)

______________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,000,000 common shares as of May 31, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2012 and August 31, 2011 (unaudited);
F-2	Statements of Operations for the three months ended May 31, 2012 and 2011, the nine months ended May 31, 2012, and period from August 9, 2010 (Inception) to May 31, 2012 and 2011 (unaudited);
F-3	Statements of Cash Flows for the nine months ended May 31, 2012 and 2011, and period from August 9, 2010 (Inception) to May 31, 2012 and 2011 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF MAY 31, 2012 AND AUGUST 31, 2011

	May 31, 2012	August 31, 2011
ASSETS
Current Assets
Cash and equivalents	$24,659	$54,895
Prepaid expenses	5,000	5,000
Total Current Assets	29,659	59,895

TOTAL ASSETS	$29,659	$59,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$1,500	$6,000
Due to officer	—	503
Total Liabilities	1,500	6,503

Stockholders’ Equity
Common Stock, $.001 par value, 30,000,000 shares authorized, 2,000,000 shares issued and outstanding	2,000	2,000
Additional paid-in capital	68,000	68,000
Deficit accumulated during the development stage	(41,841)	(16,608)
Total Stockholders’ Equity	28,159	53,392

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,659	$59,895

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2012

FOR THE THREE MONTHS ENDED MAY 31, 2011 AND PERIOD FROM INCEPTION TO MAY 31, 2011

FOR THE PERIOD FROM OCTOBER 19, 2010 (INCEPTION) TO MAY 31, 2012

	Three months ended May 31, 2012	Three months ended May 31, 2011	Nine months ended May 31, 2012	Inception to May 31, 2011	Inception to May 31, 2012
REVENUES	$0	$0	$0	$0	$0

EXPENSES
Professional fees	7,132	0	11,363	11,000	23,363
General and administrative	5,273	640	13,870	3,609	18,478
TOTAL EXPENSES	12,405	640	25,233	14,609	41,841

LOSS FROM OPERATIONS	(12,405)	(640)	(25,233)	(14,609)	(41,841)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(12,405)	$(640)	$(25,233)	$(14,609)	$(41,841)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,000,000	1,666,666	2,000,000	1,555,555

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED MAY 31, 2012

FOR THE PERIOD FROM OCTOBER 19, 2010 (INCEPTION) TO MAY 31, 2011

FOR THE PERIOD FROM OCTOBER 19, 2010 (INCEPTION) TO MAY 31, 2012

	Nine months ended May 31, 2012	Inception to May 31, 2011	Inception to May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(25,233)	$(14,609)	$(41,841)
Change in non-cash working capital items:
Changes in assets and liabilities:
(Increase) in prepaid expenses	0	0	(5,000)
Increase (decrease) in accrued expenses	(4,500)	0	1,500
Increase(decrease) in due to officer	(503)	108	0
NET CASH USED BY OPERATING ACTIVITIES	(30,236)	(14,501)	(45,341)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	70,000	70,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	70,000

NET INCREASE IN CASH	(30,236)	55,499	24,659

Cash, beginning of period	54,895	0	0
Cash, end of period	$24,659	$55,499	$24,659

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2012

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

Cash and Cash Equivalents

Skookum considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2012 and August 31, 2011, respectively, the Company had $24,659 and $54,895 of cash.

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

MAY 31, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2012.

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at May 31, 2012 and August 31, 2011 consisted of an amount paid to the Company’s attorneys as a retainer for future legal services.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at May 31, 2012 and August 31, 2011 consisted of amounts due to the Company’s outside independent auditors.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 4 – DUE TO OFFICER

An officer and shareholder of the Company has paid certain expenses on behalf of the Company. The amount due to the officer is unsecured, non-interest bearing and due on demand. The balance due to the officer is $nil and $503 as of May 31, 2012 and August 31, 2011, respectively.

NOTE 5 – COMMON STOCK

The Company has 30,000,000 shares of $0.001 par value common stock authorized. During the period ended August 31, 2011, the Company issued 1,500,000 shares of common stock at $0.02 per share to its founder for total cash proceeds of $30,000. Additionally, the Company issued 500,000 shares of common stock at $0.08 per share for total cash proceeds of $40,000.

As of May 31, 2012 there were 2,000,000 shares of common stock issued and outstanding.

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

NOTE 7 – INCOME TAXES

As of May 31, 2012, the Company had net operating loss carry forwards of approximately $41,800 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	May 31, 2012	May 31, 2011
Federal income tax benefit attributable to:
Current Operations	$8,579	$4,967
Less: valuation allowance	(8,579)	(4,967)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	May 31, 2012	August 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$14,226	$5,647
Less: valuation allowance	(14,226)	(5,647)
Net deferred tax asset	$0	$0
F-6

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2012

NOTE 7 – INCOME TAXES( CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $41,841 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – GOING CONCERN

Skookum has a deficit accumulated during the development stage of $41,841 as of May 31, 2012. Skookum's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Skookum has no current source of revenue. Without realization of additional capital, it would be unlikely for Skookum to continue as a going concern. Skookum's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to May 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of operations for the three months ended May 31, 2012 and 2011, the nine months ended May 31, 2012, and for the period from Inception (August 9, 2010) to May 31, 2012 and 2011

We have not earned any revenues since our inception on August 9, 2010. We do not anticipate earning revenues until such time that we have fully developed and are able to market our products.

We incurred operating expenses in the amount of $12,405 for the three months ended May 31, 2012, as compared with $640 for the three months ended May 31, 2011. We incurred operating expenses of $25,233 for the nine months ended May 31, 2012. We incurred operating expenses in the amount of $14,609 for the period from August 9, 2010 (Inception) to May 31, 2012 and $41,841 for period from August 9, 2010 (Inception) to May 31, 2011. For all periods mentioned, our operating expenses consisted of general and administrative expenses and professional fees.

We incurred a net loss in the amount of $12,405 for the three months ended May 31, 2012, as compared with $640 for the three months ended May 31, 2011. We incurred a net loss in the amount of $25,233 for the nine months ended May 31, 2012. We incurred a net loss of $14,609 for the period from August 9, 2010 (Inception) to May 31, 2012, and $41,841 for the period from August 9, 2010 (Inception) to May 31, 2011. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of May 31, 2012, we had $29,659 in current assets. Our total current liabilities as of May 31, 2012 were $1,500. As a result, we have working capital of $28,159 as of May 31, 2012.

Operating activities used $45,341 in cash for the period from inception (August 9, 2010) to May 31, 2012. Our net loss of $41,841 for this period was the main component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock to fund our operations during the period ended May 31, 2012.

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

Off Balance Sheet Arrangements

As of May 31, 2012, there were no off balance sheet arrangements.

Going Concern

We have a deficit accumulated during the development stage of $41,841 as of May 31, 2012. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Rebecca Kyllo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2012, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2012.

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

Not applicable.

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
9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skookum Safety Solutions Corp.

Date:	July 16, 2012

By:	/s/ Rebecca Kyllo Rebecca Kyllo
Title:	Chief Executive Officer and Director

