Form 10-Q
period 2012-11-30
SKOOKUM SAFETY SOLUTIONS CORP.
filed 2013-01-22
CIK 1537048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-178464

Skookum Safety Solutions Corp.

(Exact name of registrant as specified in its charter)

Nevada	05-0554762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

E09 Calle Jacarandas, Urbanizacion Los Laureles, Escazu San Jose, Costa Rica
(Address of principal executive offices)

(866) 279-7880
(Registrant’s telephone number)

___________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,300,000 common shares as of January 4, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of November 30, 2012 and August 31, 2012 (unaudited);
F-2	Statements of Operations for the three months ended November 30, 2012 and 2011 and period from November 19, 2010 (Inception) to November 30, 2012 (unaudited);
F-3	Statements of Cash Flows for the three months ended November 30, 2012 and 2011 and period from November 19, 2010 (Inception) to November 30, 2012 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF NOVEMBER 30, 2012 AND AUGUST 31, 2012

	November 30, 2012	August 31, 2012
ASSETS
Current Assets
Cash and equivalents	$34,232	$40,948

TOTAL ASSETS	$34,232	$40,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$2,600	$6,900
Total Liabilities	2,600	6,900

Stockholders’ Equity
Common Stock, $.001 par value, 30,000,000 shares authorized, 2,300,000 shares issued and outstanding (2,300,000 – August 31, 2012)	2,300	2,300
Additional paid-in capital	100,825	100,825
Deficit accumulated during the development stage	(71,493)	(69,077)
Total Stockholders’ Equity	31,632	34,048

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,232	$40,948

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

FOR THE PERIOD FROM OCTOBER 19, 2010 (INCEPTION) TO NOVEMBER 30, 2012

	Three months ended November 30, 2012	Three months ended November 30, 2011	Period from October 19, 2010 (Inception) to November 30, 2012

REVENUES	$0	$0	$0

EXPENSES
Professional fees	1,800	2,144	50,129
Officer compensation	0	0	8,125
General and administrative	616	4,468	13,239
TOTAL EXPENSES	2,416	6,612	71,493

LOSS FROM OPERATIONS	(2,416)	(6,612)	(71,493)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(2,416)	$(6,612)	$(71,493)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,300,000	2,000,000

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

FOR THE PERIOD FROM OCTOBER 19, 2010 (INCEPTION) TO NOVEMBER 30, 2012

	Three months ended November 30, 2012	Three months ended November 30, 2011	Period from October 19, 2010 (Inception) to November 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,416)	$(6,612)	$(71,493)
Adjustments to reconciled net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	0	0	0
Increase (decrease) in accrued expenses	(4,300)	(4,500)	2,600
Increase (decrease) in due to officer	0	(99)	0
Net Cash Used in Operating Activities	(6,716)	(11,211)	(68,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	100,000
Capital contribution	0	0	3,125
Net Cash Provided by Financing Activities	0	0	103,125

NET INCREASE (DECREASE) IN CASH	(6,716)	(11,211)	34,232

Cash, beginning of period	40,948	54,895	0
Cash, end of period	$34,232	$43,684	$34,232

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of accrued officer compensation	$0	$0	$3,125

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012

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

Basis of Presentation

The accompanying unaudited interim financial statements of Skookum Safety Solutions Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2012 have been omitted.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an August 31 fiscal year end.

Cash and Cash Equivalents

Skookum considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2012 and August 31, 2012, respectively, the Company had $34,232 and $40,948 of cash.

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

NOVEMBER 30, 2012

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2012.

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at November 30, 2012 and August 31, 2012 consisted of amounts due to the Company’s accountant and outside independent auditors.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 3 – COMMON STOCK

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

As of November 30, 2012 there were 2,300,000 shares of common stock issued and outstanding.

NOTE 4 – INCOME TAXES

As of November 30, 2012, the Company had net operating loss carry forwards of approximately $71,493 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the periods ended November 30, 2012 and 2011:

	November 30, 2012	November 30, 2011
Federal income tax benefit attributable to:
Current Operations	$820	$2,250
Less: valuation allowance	(820)	(2,250)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of November 30, 2012 and August 31, 2012:

	November 30, 2012	August 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$24,306	$23,486
Less: valuation allowance	(24,306)	(23,486)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $71,493 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended August 31,2012, the Company entered into an agreement with an officer and shareholder for compensation in the amount of $10,000. The agreement was for the period from January 1, 2012 through August 31, 2012. The officer and shareholder was paid $5,000 on this agreement as of August 31, 2012. On July 19, 2012, the officer resigned and forgave the prorated balance due on the agreement of $3,125. The amount was recorded as contributed capital.

NOTE 7 – GOING CONCERN

Skookum has a deficit accumulated during the development stage of $71,493 as of November 30, 2012. Skookum's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Skookum has no current source of revenue and a limited amount of working capital. Without realization of additional capital, it would be unlikely for Skookum to continue as a going concern. Skookum's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to November 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of operations for the three months ended November 30, 2012 and 2011 and for the period from Inception (November 19, 2010) to November 30, 2012

We have not earned any revenues since our inception on November 19, 2010. We do not anticipate earning revenues until such time that we have fully developed and are able to market our products.

We incurred operating expenses in the amount of $2,416 for the three months ended November 30, 2012, as compared with $6,612 for the three months ended November 30, 2011. We incurred operating expenses in the amount of $71,493 for the period from November 19, 2010 (Inception) to November 30, 2012. For all periods mentioned, our operating expenses consisted of general and administrative expenses and professional fees.

We incurred a net loss in the amount of $2,416 for the three months ended November 30, 2012, as compared with $6,612 for the three months ended November 30, 2011. We incurred a net loss of $71,493 for the period from November 19, 2010 (Inception) to November 30, 2012. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

4

Liquidity and Capital Resources

As of November 30, 2012, we had $34,232 in current assets. Our total current liabilities as of November 30, 2012 were $2,600. As a result, we have working capital of $31,632 as of November 30, 2012.

Operating activities used $68,893 in cash for the period from inception (November 19, 2010) to November 30, 2012. Our net loss of $71,493 for this period was the main component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock to fund our operations for the period from inception (November 19, 2010) to November 30, 2012.

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

Off Balance Sheet Arrangements

As of November 30, 2012, there were no off balance sheet arrangements.

Going Concern

We have a deficit accumulated during the development stage of $71,493 as of November 30, 2012. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

5

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending August 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

6

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skookum Safety Solutions Corp.

Date:	January 22, 2013

By:	/s/ Natalie M. Rydstrom Natalie M. Rydstrom
Title:	Chief Executive Officer and Director

8