Form 10-K
period 2013-08-31
SKOOKUM SAFETY SOLUTIONS CORP.
filed 2014-05-30
CIK 1537048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,300,000 shares as of May 26, 2014.

Item 1. Business

Company Overview

We were incorporated as “Skookum Safety Solutions Corp.” (“Skookum”) on October 19, 2010, in the State of Nevada for the purpose of developing, manufacturing, and selling home health products specifically for the treatment of symptoms associated with Gastroesophogeal Reflux Disease (GERD) and other maladies in both children and adults.

Business of Company

We are engaged in the business of developing, manufacturing, and selling blocks designed to elevate the head of a bed or crib specifically for the treatment of symptoms associated with certain medical disorders in children and adults. These products will be marketed to the doctors who treat these disorders, as well as the patients (and the parents of minor patients) who are afflicted by them. We are currently in the process of developing our product design, seeking manufacturers, and planning marketing strategies. We have had discussions with product designers, manufacturers, and marketing consultants regarding these activities, but we have not, however, entered into any oral or written agreement concerning the designing, manufacturing, or marketing of our products as of the date of this Annual Report. When we are able to raise sufficient capital and we are satisfied that our products will compete effectively in the Home Healthcare Industry, we will begin the manufacture and distribution of the products online initially, and eventually through conventional retailers. Natalie M. Rydstrom is our president and sole director. Our offices are located at E09 Calle Jacarandas, Urbanizacion Los Laureles, Escazu San Jose, Costa Rica.

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

Competition

We compete with a number of established manufacturers who sell products designed to elevate the head of children or adults suffering from GERD and other disorders. Those who have products designed to go in the crib with a baby have been contraindicated by the United States FDA, reducing their competitive effectiveness. However, there are companies that already manufacture products designed to raise the head of a crib or bed externally. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several manufacturers, importers, and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do, including:

·	Crib Blox are a product developed and manufactured by British company Prince Lionheart, which was established in 1973. They currently have a manufacturing facility in Santa Maria, California, which improves their ability to access the North American market. They currently offer products in the United States, Canada, England, Belgium, France, Australia, Germany, Holland, Ireland, Italy, Luxembourg, South Korea, Spain, China, Mexico, Peru, Brazil, and Japan. Crib Blox are designed to rest under the legs of a crib in order to elevate a baby’s head approximately 2 inches. They are not stackable, so parents have few options if they wish to raise the head of the crib further than 2 inches. Cribblox does not make any products for adults.

·	Dex Products is a California company that specializes in developing and manufacturing baby products. They have been doing so since 2000, and they currently manufacture and sell the Safe Lift Universal Crib Wedge, which gently elevates baby’s head and torso. It fits all cribs and toddler beds, and positions easily and securely under the sheet. The product is easy to clean, has a waterproof cover, and non skid bottom. However, this product may fall into the category of products that received SIDS warnings by the FDA because it is soft and goes in the crib with the baby.

·	Sleighters Furniture and Sleep Shop has been manufacturing and selling sleep-related products since 1945. They have developed the Beds Up Insert, a metal mattress frame add-on that attaches to your standard bed frame, creating an angled wedge our of the bed frame. This physically stable solution allows consumers to safely elevate their head for sleep. They advertise the product as night time relief for a variety of ailments such as Acid Reflux, Asthma, Emphysema GERD, Heart burn, Hiatal Hernia, Snoring, Sinus problems and Vertigo. Consumers have the option to raise their mattress head by 2”, 4”, or 6”. However, Sleighters does not make a product for children or babies. The Beds Up Insert is significantly more expensive than our products.

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

Holders of Our Common Stock

As of August 31, 2013, we had 2,300,000 shares of our common stock issued and outstanding held by 40 shareholders of record.

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

None.

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

Results of Operations for the Years Ended August 31, 2013 and 2012, the Period from Inception (October 19, 2010) to August 31, 2013

Revenues

We are a development stage company and have generated no revenues since inception (October 19, 2010) to August 31, 2013. We do not anticipate significant revenues until we have completed and successfully sold our products and services in the market.

Operating Expenses

Operating expenses were $24,493 for the year ended August 31, 2013, as compared with $52,469 for the year ended August 31, 2012, and $93,570 from inception (October 19, 2010) to August 31, 2013. Our operating expenses for the year ended August 31, 2013 consisted mainly of professional fees of $23,593, and general and administrative of $900. Our operating expenses for the year ended August 31, 2012 consisted mainly of professional fees of $36,329, officer compensation of $8,125, and general and administrative of $8,015. Our operating expenses for the period from inception (October 19, 2010) to August 31, 2013 consisted mainly of professional fees of $71,922, officer compensation of $8,125, and general and administrative of $13,523.

Net Loss

Our net loss for the year ended August 31, 2013 was $24,493, as compared with a net loss of $52,469 for the year ended August, 31, 2012, and $93,570 for the period from inception (October 19, 2010) to August 31, 2013.

Liquidity and Capital Resources

As of August 31, 2013, we had total current assets of $17,505. Our total current liabilities as of August 31, 2013 were $7,950. We had a deficit accumulated during the development stage of $93,570 and working capital of $9,555 as of August 31, 2013.

Cash used in operating activities was $23,443 for the year ended August 31, 2013, mostly as a result of our net loss.

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

Going Concern

We have a deficit accumulated during the development stage of $93,570 as of August 31, 2013. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue and a limited amount of working capital. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of August 31, 2013 and 2012;
F-3	Statements of Operations for the years ended August 31, 2013 and 2012, the period from inception (October 19, 2010) to August 31, 2013;
F-4	Statement of Stockholders’ Equity for the period from inception (October 19, 2010) to August 31, 2013;
F-5	Statements of Cash Flows for the years ended August 31, 2013 and 2012, and the period from inception (October 19, 2010) to August 31, 2013;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

To the Boards of Directors

Skookum Safety Solutions Corp.

San Jose, Costa Rica

We have audited the accompanying balance sheets of Skookum Safety Solutions Corp., as of August 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the periods then ended and the period from October 19, 2010 (date of inception) to August 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skookum Safety Solutions Corp., as of August 31, 2013 and 2012 and the results of their operations and cash flows for the periods then ended and the period from October 19, 2010 (date of inception) to August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Skookum Safety Solutions Corp. will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses from operations, has limited working capital and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

May 30, 2014

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF AUGUST 31, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash and equivalents	$17,505	$40,948
TOTAL ASSETS	$17,505	$40,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$7,950	$6,900
Total Liabilities	7,950	6,900
Stockholders’ Equity
Common Stock, $.001 par value, 30,000,000 shares authorized, 2,300,000 shares issued and outstanding (2,300,000 – August 31, 2012)	2,300	2,300
Additional paid-in capital	100,825	100,825
Deficit accumulated during the development stage	(93,570)	(69,077)
Total Stockholders’ Equity	9,555	34,048
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,505	$40,948

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

FOR THE PERIOD FROM OCTOBER 19, 2010 (INCEPTION) TO AUGUST 31, 2013

	Year ended August 31, 2013	Year ended August 31, 2012	Period from October 19, 2010 (Inception) to August 31, 2013

REVENUES	$0	$0	$0
EXPENSES
Professional fees	23,593	36,329	71,922
Officer compensation	0	8,125	8,125
General and administrative	900	8,015	13,523
TOTAL EXPENSES	24,493	52,469	93,570
LOSS FROM OPERATIONS	(24,493)	(52,469)	(93,570)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$(24,493)	$(52,469)	$(93,570)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,300,000	2,045,860

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM OCTOBER 19, 2010 (INCEPTION) TO AUGUST 31, 2013

	Common Stock		Additional paid-in	Deficit accumulated during the
	Shares	Amount	Capital	development stage	Total
Inception, October 19, 2010	0	$0	$0	$0	$0
Founder shares issued for cash at $0.02 per share	1,500,000	1,500	28,500	—	30,000
Shares issued for cash at $0.08 per share	500,000	500	39,500	—	40,000
Net loss for the period ended August 31, 2011	—	—	—	(16,608)	(16,608)
Balance, August 31, 2011	2,000,000	2,000	68,000	(16,608)	53,392
Shares issued for cash at $0.10 per share	300,000	300	29,700	—	30,000
Forgiveness of accrued officer compensation	—	—	3,125	—	3,125
Net loss for the year ended August 31, 2012	—	—	—	(52,469)	(52,469)
Balance, August 31, 2012	2,300,000	2,300	100,825	(69,077)	34,048
Net loss for the year ended August 31, 2013	—	—	—	(24,493)	(24,493)
Balance, August 31, 2013	2,300,000	$2,300	$100,825	$(93,570)	$9,555

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

FOR THE PERIOD FROM OCTOBER 19, 2010 (INCEPTION) TO AUGUST 31, 2013

	Year ended August 31, 2013	Year ended August 31, 2012	Period from October 19, 2010 (Inception) to August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(24,493)	$(52,469)	$(93,570)
Adjustments to reconciled net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	0	5,000	0
Increase (decrease) in accrued expenses	1,050	900	7,950
Increase in accrued officer compensation	0	3,125	0
Increase (decrease) in due to officer	0	(503)	0
Net Cash Used in Operating Activities	(23,443)	(43,947)	(85,620)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	30,000	100,000
Capital contribution	0	0	3,125
Net Cash Provided by Financing Activities	0	30,000	103,125
NET INCREASE (DECREASE) IN CASH	(23,443)	(13,947)	17,505
Cash, beginning of period	40,948	54,895	0
Cash, end of period	$17,505	$40,948	$17,505
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of accrued officer compensation	$0	$3,125	$3,125

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2013

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

Cash and Cash Equivalents

Skookum considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2013 and 2012, respectively, the Company had $17,505 and $40,948 of cash.

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

AUGUST 31, 2013

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

Foreign Currency

The operations of the Company are located in Canada and Costa Rica. Skookum maintains both U.S. Dollar and Canadian Dollar bank accounts. The functional currency is the U.S. Dollar. Transactions in foreign currencies other than the functional currency, if any, are re-measured into the functional currency at the rate in effect at the time of the transaction. Re-measurement gains and losses that arise from exchange rate fluctuations are included in income or loss from operations due to materiality. Monetary assets and liabilities denominated in Canadian Dollars are translated into U.S. Dollars at the rate in effect at the balance sheet date. Revenue and expenses denominated in Canadian Dollars are translated at the average exchange rate.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2013.

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at August 31, 2013 and 2012 consisted of amounts due to the Company’s accountant and outside independent auditors.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2013

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

As of August 31, 2013 there were 2,300,000 shares of common stock issued and outstanding.

NOTE 4 – INCOME TAXES

As of August 31, 2013, the Company had net operating loss carry forwards of approximately $93,570 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended August 31, 2013 and 2012:

	August 31, 2013	August 31, 2012
Federal income tax benefit attributable to:
Current Operations	$8,328	$17,839
Less: valuation allowance	(8,328)	(17,839)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of August 31, 2013 and 2012:

	August 31, 2013	August 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$31,814	$23,486
Less: valuation allowance	(31,814)	(23,486)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $93,570 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2013

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

NOTE 7 – GOING CONCERN

Skookum has a deficit accumulated during the development stage of $93,570 as of August 31, 2013. Skookum's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Skookum has no current source of revenue and a limited amount of working capital. Without realization of additional capital, it would be unlikely for Skookum to continue as a going concern. Skookum's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to August 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending August 31, 2012.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of August 31, 2013.

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

Code of Ethics

As of August 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended August 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Natalie M. Rydstrom, President, CEO, CFO and Director	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Former Rebecca Kyllo, President, CEO, CFO and Director	2013 2012	0 5,000	0 0	0 0	0 0	0 0	0 0	0 0	0 5,000

Narrative Disclosure to the Summary Compensation Table

During the year ended August 31, 2012, we entered into an agreement with Rebecca Kyllo for compensation in the amount of $10,000. The agreement was for the period from January 1, 2012 through August 31, 2012. The officer and shareholder was paid $5,000 on this agreement as of August 31, 2012. On July 19, 2012, the officer resigned and forgave the prorated balance due on the agreement of $3,125.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Natalie M. Rydstrom	—	—	—	—	—	-	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class (2)
Common	Natalie M. Rydstrom E09 Calle Jacarandas, Urbanizacion Los Laureles, Escazu San Jose, Costa Rica	1,500,000	65%
Total of All Directors and Executive Officers:
More Than 5% Beneficial Owners:
None

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	The percent of class is based on 2,300,000 shares of the Company’s common stock issued and outstanding as of August 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as stated in Executive Compensation, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements:

Year Ended August 31,	Audit Services $	Audit Related Fees $	Tax Fees $	Other Fees $
2012	$10,600	—	—	—
2013	$10,500	—	—	—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form S-1 filed on December 13, 2011
**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skookum Safety Solutions Corp.

/s/ Natalie M. Rydstrom

Natalie M. Rydstrom

President, Chief Executive Officer and Director

May 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Natalie M. Rydstrom

Natalie M. Rydstrom

President, Chief Executive Officer and Director

May 30, 2014

