Form 10-Q
period 2014-05-31
SKOOKUM SAFETY SOLUTIONS CORP.
filed 2014-07-01
CIK 1537048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2014

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

	TABLE OF CONTENTS	Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Item 4:	Controls and Procedures
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Mine Safety Disclosures
Item 5:	Other Information
Item 6:	Exhibits

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2014 and August 31, 2013 (unaudited);
F-2	Statements of Operations for the three and nine months ended May 31, 2014 and May 31, 2013 and period from November 19, 2010 (Inception) to May 31, 2014 (unaudited);
F-3	Statements of Cash Flows for the nine months ended May 31, 2014 and May 31, 2013 and period from November 19, 2010 (Inception) to May 31, 2014;
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF MAY 31, 2014 AND AUGUST 31, 2013

	May 31, 2014	August 31, 2013
ASSETS
Current Assets
Cash and equivalents	$10,061	$17,505
TOTAL ASSETS	$10,061	$17,505
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$10,109	$7,950
Total Liabilities	10,109	7,950
Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 30,000,000 shares authorized, 2,300,000 shares issued and outstanding (2,300,000 – August 31, 2013)	2,300	2,300
Additional paid-in capital	100,825	100,825
Deficit accumulated during the development stage	(103,173)	(93,570)
Total Stockholders’ Equity (Deficit)	(48)	9,555
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,061	$17,505

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

FOR THE PERIOD FROM OCTOBER 19, 2010 (INCEPTION) TO MAY 31, 2014

	Three months ended May 31, 2014	Three months ended May 31, 2013	Nine months ended May 31, 2014	Nine months ended May 31, 2013	Period from October 19, 2010 (Inception) to May 31, 2014
REVENUES	$0	$0	$0	$0	$0
EXPENSES
Professional fees	4,235	6,743	8,609	15,294	80,531
Officer compensation	0	0	0	0	8,125
General and administrative	126	102	994	809	14,517
TOTAL EXPENSES	4,361	6,845	9,603	16,103	103,173
LOSS FROM OPERATIONS	(4,361)	(6,845)	(9,603)	(16,103)	(103,173)
PROVISION FOR INCOME TAXES	0	0	0	0	0
NET LOSS	$(4,361)	$(6,845)	$(9,603)	$(16,103)	$(103,173)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,300,000	2,300,000	2,300,000	2,300,000

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED MAY 31, 2014 AND 2013

FOR THE PERIOD FROM OCTOBER 19, 2010 (INCEPTION) TO MAY 31, 2014

	Nine months ended May 31, 2014	Nine months ended May 31, 2013	Period from October 19, 2010 (Inception) to May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,603)	$(16,103)	$(103,173)
Adjustments to reconciled net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	0	0	0
Increase (decrease) in accrued expenses	2,159	(4,550)	10,109
Increase (decrease) in due to officer	0	0	0
Net Cash Used in Operating Activities	(7,444)	(20,653)	(93,064)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	100,000
Capital contribution	0	0	3,125
Net Cash Provided by Financing Activities	0	0	103,125
NET INCREASE (DECREASE) IN CASH	(7,444)	(20,653)	10,061
Cash, beginning of period	17,505	40,948	0
Cash, end of period	$10,061	$20,295	$10,061
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0	$0
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of accrued officer compensation	$0	$0	$3,125

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

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

Cash and Cash Equivalents

Skookum considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2014 and August 31, 2013, respectively, the Company had $10,061 and $17,505 of cash.

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

MAY 31, 2014

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2014.

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at May 31, 2014 and August 31, 2013 consisted of amounts due to the Company’s legal counsel, accountant and outside independent auditors.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

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

As of May 31, 2014 there were 2,300,000 shares of common stock issued and outstanding.

NOTE 4 – INCOME TAXES

As of May 31, 2014, the Company had net operating loss carry forwards of approximately $103,173 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine month periods ended May 31, 2014 and 2013:

	May 31, 2014	May 31, 2013
Federal income tax benefit attributable to:
Current Operations	$3,421	$5,475
Less: valuation allowance	(3,421)	(5,475)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of May 31, 2014 and August 31, 2013:

	May 31, 2014	August 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$35,235	$31,814
Less: valuation allowance	(35,235)	(31,814)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $103,173 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

SKOOKUM SAFETY SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

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

NOTE 7 – GOING CONCERN

Skookum has a deficit accumulated during the development stage of $103,173 as of May 31, 2014. Skookum's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Skookum has no current source of revenue and a limited amount of working capital. Without realization of additional capital, it would be unlikely for Skookum to continue as a going concern. Skookum's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to May 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of operations for the three and nine months ended May 31, 2014 and May 31, 2013 and for the period from Inception (November 19, 2010) to May 31, 2014

We have not earned any revenues since our inception on November 19, 2010. We do not anticipate earning revenues until such time that we have fully developed and are able to market our products.

We incurred operating expenses in the amount of $4,361 for the three months ended May 31, 2014, as compared with $6,845 for the three months ended May 31, 2013. We incurred operating expenses in the amount of $9,603 for the nine months ended May 31, 2014, as compared with $16,103 for the nine months ended May 31, 2013. We incurred operating expenses in the amount of $103,173 for the period from November 19, 2010 (Inception) to May 31, 2014. For the three and nine months ended November 31, 2013 and 2012, our operating expenses consisted of general and administrative expenses and professional fees.

We incurred a net loss in the amount of $4,361 for the three months ended May 31, 2014, as compared with $6,845 for the three months ended May 31, 2013. We incurred a net loss in the amount of $9,603 for the nine months ended May 31, 2014, as compared with $16,103 for the nine months ended May 31, 2013. We incurred a net loss of $103,173 for the period from November 19, 2010 (Inception) to May 31, 2014. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of May 31, 2014, we had $10,061 in current assets. Our total current liabilities as of May 31, 2014 were $10,109. As a result, we had a working capital deficit of $48 as of May 31, 2014.

Operating activities used $7,444 in cash for nine months ended May 31, 2014. Our net loss of $9,603 for this period was the main component of our negative operating cash flow, offset by an increase in accrued expenses of $2,159.

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

4

Off Balance Sheet Arrangements

As of May 31, 2014, there were no off balance sheet arrangements.

Going Concern

We have a deficit accumulated during the development stage of $103,173 as of May 31, 2014. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skookum Safety Solutions Corp.

Date:	July 1, 2014

By:	/s/ Natalie M. Rydstrom Natalie M. Rydstrom
Title:	Chief Executive Officer and Director

7