Form 10-K
period 2014-08-31
SKOOKUM SAFETY SOLUTIONS CORP.
filed 2014-12-01
CIK 1537048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,300,000 shares as of November 25, 2014.

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

Employees

We have no employees other than our President and director Natalie M. Rydstrom. She currently oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our current management team is highly skilled in technical areas such as researching and developing our product, but not skilled in areas such as marketing our product and business management. Obtaining the assistance of individuals with an in-depth knowledge of operations and marketing will allow us to build market share more effectively. We intend on employing sales representatives in the United States and Canada when our product is ready for production and shipping and in various countries when we are ready to expand internationally.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No Public Market for Common Stock

Our common stock is quoted on the OTCPinks operated by OTC Markets Group, Inc. under the symbol “SKSK.” We only recently acquired a trading symbol and there is not an active trading market for our stock.

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

Holders of Our Common Stock

As of August 31, 2014, we had 2,300,000 shares of our common stock issued and outstanding held by 40 shareholders of record.

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

Results of Operations for the Years Ended August 31, 2014 and 2013

Revenues

We are a development stage company and have generated no revenues since inception (October 19, 2010) to August 31, 2014. We do not anticipate significant revenues until we have completed and successfully sold our products and services in the market.

Operating Expenses

Operating expenses were $24,078 for the year ended August 31, 2014, as compared with $24,493 for the year ended August 31, 2013. Our operating expenses for the year ended August 31, 2014 consisted mainly of professional fees of $19,661, and general and administrative of $4,417. Our operating expenses for the year ended August 31, 2013 consisted mainly of professional fees of $23,593, and general and administrative of $900.

Net Loss

Our net loss for the year ended August 31, 2014 was $24,078, as compared with a net loss of $24,493 for the year ended August 31, 2013.

Liquidity and Capital Resources

As of August 31, 2014, we had total current assets of $466. Our total current liabilities as of August 31, 2014 were $14,989. We had a working capital deficit of $14,523 as of August 31, 2014.

Cash used in operating activities was $17,039 for the year ended August 31, 2014. Our net loss was the main contributing factor to our negative operating cash flow.

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

Going Concern

We have a deficit accumulated during the development stage of $117,648 as of August 31, 2014. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue and a limited amount of working capital. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm;
F-3	Balance Sheets as of August 31, 2014 and 2013;
F-4	Statements of Operations for the years ended August 31, 2014 and 2013;
F-5	Statement of Stockholders’ Equity (Deficit) as at August 31, 2014;
F-6	Statements of Cash Flows for the years ended August 31, 2014 and 2013; and
F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Skookum Safety Solutions Corp.

We have audited the accompanying balance sheet of Skookum Safety Solutions Corp. (the “Company”) as of August 31, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of Skookum Safety Solutions Corp. as of August 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is has earned limited revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended August 31, 2014 These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
November 28, 2014

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Skookum Safety Solutions Corp.

Escazu San Jose, Costa Rica

We have audited the accompanying balance sheet of Skookum Safety Solutions Corp., as of August 31, 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skookum Safety Solutions Corp., as of August 31, 2013 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

May 23, 2014

SKOOKUM SAFETY SOLUTIONS CORP.

BALANCE SHEETS

	August 31, 2014	August 31, 2013
ASSETS
Current Assets
Cash and equivalents	$466	$17,505

TOTAL ASSETS	$466	$17,505

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$14,989	$7,950
Total Liabilities	14,989	7,950

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 30,000,000 shares authorized, 2,300,000 shares issued and outstanding (2,300,000 – August 31, 2013)	2,300	2,300
Additional paid-in capital	100,825	100,825
Accumulated deficit	(117,648)	(93,570)
Total Stockholders’ Equity (Deficit)	(14,523)	9,555

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$466	$17,505

See accompanying notes to financial statements.

 SKOOKUM SAFETY SOLUTIONS CORP.

STATEMENTS OF OPERATIONS

	Year ended August 31, 2014	Year ended August 31, 2013

REVENUES	$0	$0

EXPENSES
Professional fees	19,661	23,593
Officer compensation	0	0
General and administrative	4,417	900
TOTAL EXPENSES	24,078	24,493

LOSS FROM OPERATIONS	(24,078)	(24,493)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(24,078)	$(24,493)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,300,000	2,300,000

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	Capital	stage	Total
Balance, August 31, 2012	2,300,000	2,300	100,825	(69,077)	34,048

Net loss for the year ended August 31, 2013	—	—	—	(24,493)	(24,493)

Balance, August 31, 2013	2,300,000	2,300	100,825	(93,570)	9,555

Net loss for the year ended August 31, 2014	—	—	—	(24,078)	(24,078)

Balance, August 31, 2014	2,300,000	$2,300	$100,825	$(117,648)	$(14,523)

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS

	Year ended August 31, 2014	Year ended August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(24,078)	$(24,493)
Adjustments to reconciled net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	0	0
Increase (decrease) in accrued expenses	7,039	1,050
Increase (decrease) in due to officer	0	0
Net Cash Used in Operating Activities	(17,039)	(23,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0
Capital contribution	0	0
Net Cash Provided by Financing Activities	0	0

NET INCREASE (DECREASE) IN CASH	(17,039)	(23,443)

Cash, beginning of period	17,505	40,948
Cash, end of period	$466	$17,505

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of accrued officer compensation	$0	$0

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2014

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

Cash and Cash Equivalents

Skookum considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2014 and August 31, 2013, respectively, the Company had $466 and $17,505 of cash.

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

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2014

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2014.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements” (“ASU 2014-10”) issued in June 2014, ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for all the periods presented.

Skookum does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at August 31, 2014 and August 31, 2013 consisted of amounts due to the Company’s legal counsel, accountant and outside independent auditors.

SKOOKUM SAFETY SOLUTIONS CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2014

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

As of August 31, 2014 there were 2,300,000 shares of common stock issued and outstanding.

NOTE 4 – INCOME TAXES

As of August 31, 2014, the Company had net operating loss carry forwards of approximately $117,648 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine month periods ended August 31, 2014 and 2013:

	August 31, 2014	August 31, 2013
Federal income tax benefit attributable to:
Current Operations	$8,186	$8,328
Less: valuation allowance	(8,186)	(8,328)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of August 31, 2014 and August 31, 2013:

	August 31, 2014	August 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$40,000	$31,814
Less: valuation allowance	(40,000)	(31,814)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $117,648 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

SKOOKUM SAFETY SOLUTIONS CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2014

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

NOTE 7 – GOING CONCERN

Skookum has a deficit accumulated during the development stage of $117,648 as of August 31, 2014. Skookum's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Skookum has no current source of revenue and a limited amount of working capital. Without realization of additional capital, it would be unlikely for Skookum to continue as a going concern. Skookum's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to August 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On August 4, 2014, Silberstein Ungar, PLLC resigned as our accountant. We engaged KLJ & Associates, LLP as our principal accountants effective August 4, 2014. The decision to change accountants was approved by our board of directors.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending August 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of August 31, 2014.

Name	Age	Principal Positions With Us
Natalie M. Rydstrom	31	President, Chief Executive Officer, Chief Financial Officer and Director

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

Code of Ethics

As of August 31, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended August 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Natalie M. Rydstrom, President, CEO, CFO and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Former Rebecca Kyllo, President, CEO, CFO and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2014, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class (2)
Common	Natalie M. Rydstrom E09 Calle Jacarandas, Urbanizacion Los Laureles, Escazu San Jose, Costa Rica	1,500,000	65%
Total of All Directors and Executive Officers:

More Than 5% Beneficial Owners:
None

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	The percent of class is based on 2,300,000 shares of the Company’s common stock issued and outstanding as of August 31, 2014.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements:

Year Ended August 31,	Audit Services $	Audit Related Fees $	Tax Fees $	Other Fees $
2014	$10,500	-	-	-
2013	$10,500	-	-	-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

(1)	Incorporated by reference to Registration Statement on Form S-1 filed on December 13, 2011
**	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skookum Safety Solutions Corp.

/s/ Natalie M. Rydstrom

Natalie M. Rydstrom

President, Chief Executive Officer and Director

December 1, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Natalie M. Rydstrom

Natalie M. Rydstrom

President, Chief Executive Officer and Director

December 1, 2014

