Form 10-Q
period 2015-02-28
SKOOKUM SAFETY SOLUTIONS CORP.
filed 2015-04-13
CIK 1537048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2015

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,300,000 common shares as of April 8, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 28, 2015 and August 31, 2014 (unaudited);
F-2	Statements of Operations for the three and six months ended February 28, 2015 and 2014 (unaudited);
F-3	Statements of Cash Flows for the six months ended February 28, 2015 and 2014 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

SKOOKUM SAFETY SOLUTIONS CORP.

BALANCE SHEETS (unaudited)

AS OF FEBRUARY 28, 2015 AND AUGUST 31, 2014

	February 28, 2015	August 31, 2014
ASSETS
Current Assets
Cash and equivalents	$203	$466
TOTAL ASSETS	$203	$466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$20,522	$14,989
Due to officer	2,500	—
Total Liabilities	$23,022	14,989
Stockholders’ Equity
Common Stock, $.001 par value, 30,000,000 shares authorized, 2,300,000 shares issued and outstanding (2,300,000 – August 31, 2014)	2,300	2,300
Additional paid-in capital	100,825	100,825
Accumulated deficit	(125,944)	(117,648)
Total Stockholders’ Equity	(22,819)	(14,523)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$203	$466

 See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

	Three months ended February 28, 2015	Three months ended February 28, 2014	Six months ended February 28, 2015	Six months ended February 28, 2014
REVENUES	$—	$—	$—	$—
EXPENSES
Professional fees	3,928	2,024	7,328	4,374
General and administrative	1,078	708	968	868
TOTAL EXPENSES	5,006	2,732	8,296	5,242
LOSS FROM OPERATIONS	(5,006)	(2,732)	(8,296)	(5,242)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS	$(5,006)	$(2,732)	$(8,296)	$(5,242)
NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,300,000	2,300,000	2,300,000	2,300,000

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

	Six months ended February 28, 2015	Six months ended February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,296)	$(5,242)
Adjustments to reconciled net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	—	—
Increase (decrease) in accrued expenses	5,533	4,924
Increase (decrease) in due to officer	2,500	—
Net Cash Used in Operating Activities	(263)	(318)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—
Capital contribution	—	—
Net Cash Provided by Financing Activities	—	—
NET INCREASE (DECREASE) IN CASH	(263)	(318)
Cash, beginning of period	466	17,505
Cash, end of period	$203	$17,187
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of accrued officer compensation	$—	$—

See accompanying notes to financial statements.

SKOOKUM SAFETY SOLUTIONS CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

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

Cash and Cash Equivalents

Skookum considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2015 and August 31, 2014, respectively, the Company had $203 and $466 of cash.

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

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2015.

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at February 28, 2015 and August 31, 2014 consisted of amounts due to the Company’s legal counsel, accountant and outside independent auditors.

SKOOKUM SAFETY SOLUTIONS CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

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

As of February 28, 2015 there were 2,300,000 shares of common stock issued and outstanding.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

During the period ended February 28, 2015, an officer of the company paid expenses on behalf of the Company in the amount of $ 2,500. The advances from officer are non-interest bearing and have no specified terms of repayment.

SKOOKUM SAFETY SOLUTIONS CORP.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(UNAUDITED)

NOTE 6 – GOING CONCERN

Skookum has a accumulated deficit accumulated of $125,944 as of February 28, 2015. Skookum's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Skookum has no current source of revenue and a limited amount of working capital. Without realization of additional capital, it would be unlikely for Skookum to continue as a going concern. Skookum's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to February 28, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Company Overview

We are engaged in the business of developing, manufacturing, and selling blocks designed to elevate the head of a bed or crib specifically for the treatment of symptoms associated with certain medical disorders in children and adults. These products will be marketed to the doctors who treat these disorders, as well as the patients (and the parents of minor patients) who are afflicted by them. We are currently in the process of developing our product design, seeking manufacturers, and planning marketing strategies. We have had discussions with product designers, manufacturers, and marketing consultants regarding these activities, but we have not, however, entered into any oral or written agreement concerning the designing, manufacturing, or marketing of our products as of the date of this quarterly report. When we are able to raise sufficient capital and we are satisfied that our products will compete effectively in the Home Healthcare Industry, we will begin the manufacture and distribution of the products online initially, and eventually through conventional retailers.

Natalie M. Rydstrom is our president and sole director. Our offices are located at E09 Calle Jacarandas, Urbanizacion Los Laureles, Escazu San Jose, Costa Rica.

Results of operations for the three and six months ended February 28, 2015 and 2014

We have not earned any revenues since our inception on November 19, 2010. We do not anticipate earning revenues until such time that we have fully developed and are able to market our products.

We incurred operating expenses in the amount of $5,006 for the three months ended February 28, 2015, as compared with $2,732 for the three months ended February 28, 2014. Our operating expenses for the three months ended February 28, 2015 consisted mainly of professional fees of $3,928, and general and administrative of $1,078. Our operating expenses for the three months ended February 28, 2014 consisted mainly of professional fees of $2,024, and general and administrative of $708.

We incurred operating expenses in the amount of $8,296 for the six months ended February 28, 2015, as compared with $5,242 for the six months ended February 28, 2014. Our operating expenses for the six months ended February 28, 2015 consisted mainly of professional fees of $7,328, and general and administrative of $968. Our operating expenses for the six months ended February 28, 2014 consisted mainly of professional fees of $4,734, and general and administrative of $868.

We anticipate our operating expenses will increase as we continue to expand our operations. The increase will be attributable to administrative and operating costs associated with implementing our business plan and our continued reporting obligations with the Securities and Exchange Commission.

We incurred a net loss in the amount of $5,006 for the three months ended February 28, 2015, as compared with 2,732 for the three months ended February 28, 2014. We incurred a net loss in the amount of $8,296 for the six months ended February 28, 2015, as compared with $5,242 for the six months ended February 28, 2014. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

4

Liquidity and Capital Resources

As of February 28, 2015, we had $203 in current assets. Our total current liabilities as of February 28, 2015 were $23,022. As a result, we had a working capital deficit of $22,819 as of February 28, 2015.

Operating activities used $263 in cash for three months ended February 28, 2015. Our net loss of $8,296 for this period was the main component of our negative operating cash flow, offset by an increase in accrued expenses of $5,533 and an increase of $2,500 due to our officer and director for expenses paid on our behalf for the quarter.

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

Off Balance Sheet Arrangements

As of February 28, 2015, there were no off balance sheet arrangements.

Going Concern

We have a deficit accumulated during the development stage of $125,944 as of February 28, 2015. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

5

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of February 28, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skookum Safety Solutions Corp.

Date:	April 13, 2015

By:	/s/ Natalie M. Rydstrom Natalie M. Rydstrom
Title:	Chief Executive Officer and Director

8