Form 10-K
period 2015-08-31
SKOOKUM SAFETY SOLUTIONS CORP.
filed 2016-02-17
CIK 1537048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 333-178464

Skookum Safety Solutions Corp.
(Exact name of registrant as specified in its charter)

Nevada	05-0554762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1528 Brookhollow Drive, Suite 100 Santa Ana, CA	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (714) 581-4335

E09 Calle Jacarandas, Urbanizacion Los Laureles, Escazu San Jose, Costa Rica

(Former name and former address, if changed since last Report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 23,000,000 shares as February 15, 2016.

Item 1. Business

Company Overview

We were incorporated as “Skookum Safety Solutions Corp.” (“Skookum”) on October 19, 2010, in the State of Nevada for the purpose of developing, manufacturing, and selling home health products specifically for the treatment of symptoms associated with Gastroesophogeal Reflux Disease (GERD) and other maladies in both children and adults.

On June 18, 2015, our board of directors approved a forward split of 1 to 10 in which each shareholder will be issued 10 common shares in exchange for 1 common share of their currently issued common stock. A record date of June 18, 2015 was established and FINRA was provided ten days’ notice prior to the effective date pursuant to Rule 10b-17 of the Securities and Exchange Act of 1934, as amended. New stock certificates will be issued upon surrender of the shareholders’ old certificates.

On July 6, 2015, we filed a Certificate of Change with the Nevada Secretary of State in connection with our forward split. A copy of the Certificate of Change is filed herewith as Exhibit 3.1.

In connection with the forward split, we have the following new CUSIP number 83084M 205. FINRA provided an effective date of July 17, 2015 for the forward split. Once effective, our common stock will be quoted under the symbol “SKSKD” for a period of 20 trading days. After 20 trading days, our common stock will resume trading under the symbol “SKSK.”

On September 22, 2015, Skookum Safety Solutions Corp. (the “Company”), the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers, 22,980,000 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 99.9% of the issued and outstanding shares of the Company, for an aggregate purchase price of $275,000 (the “Purchase Price”). On October 16, 2015, the closing of the transaction occurred (“Closing Date”).

Business of Company

As of August 31, 2015, the Company was engaged in the business of developing, manufacturing, and selling blocks designed to elevate the head of a bed or crib specifically for the treatment of symptoms associated with certain medical disorders in children and adults. These products were to be marketed to the doctors who treat these disorders, as well as the patients (and the parents of minor patients) who are afflicted by them. The Company was engaged in the process of developing our product design, seeking manufacturers, and planning marketing strategies. We had discussions with product designers, manufacturers, and marketing consultants regarding these activities, but we did not, however, enter into any oral or written agreement concerning the designing, manufacturing, or marketing of the products as of the date of this Annual Report.

On September 22, 2015, Skookum Safety Solutions Corp. (the “Company”), the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers, 22,980,000 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 99.9% of the issued and outstanding shares of the Company, for an aggregate purchase price of $275,000 (the “Purchase Price”). On October 16, 2015, the closing of the transaction occurred (“Closing Date”).

In connection with the change in control, the Company will cease to be engaged in the business of developing, manufacturing, and selling blocks designed to elevate the head of a baby or crib specifically for the treatment of symptoms associated with certain medical disorders in children and adults. Instead, the Company will be looking to implement a business plan to focus upon online business, online crowdfunding and online p2p loans.

In connection with the change of control, Company also changed the location of its executive offices to 1528 Brookhollow Drive, Suite 100, Santa Ana, CA 92705. The Company’s new telephone number is (714) 581-4335.

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

Employees

We have no employees other than our Chief Executive Officer, Chief Financial Officer and Director, Larry Liu. He currently oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 2. Properties

Our principal executive offices are located at 1528 Brookhollow Drive, Suite 100, Santa Ana, CA 92705. Our offices are adequate for our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No Public Market for Common Stock

Our common stock is quoted on the OTCPinks operated by OTC Markets Group, Inc. under the symbol “SKSK.” There is not an active trading market for our stock.

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

Holders of Our Common Stock

As of February 15, 2016, we had 23,000,000 shares of our common stock issued and outstanding held by three (3) shareholders of record.

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

Results of Operations for the Years Ended August 31, 2015 and 2014

Revenues

We are a development stage company and have generated no revenues since inception (October 19, 2010) to August 31, 2015. We do not anticipate significant revenues until we have completed and successfully sold our products and services in the market.

Operating Expenses

Operating expenses were $18,948 for the year ended August 31, 2015, as compared with $24,078 for the year ended August 31, 2014. Our operating expenses for the year ended August 31, 2015 consisted mainly of professional fees of $17,350, and general and administrative of $1,598. Our operating expenses for the year ended August 31, 2014 consisted mainly of professional fees of $19,661 and general and administrative of $4,417.

Net Loss

Our net loss for the year ended August 31, 2015 was $18,948, as compared with a net loss of $24,078 for the year ended August 31, 2014.

Liquidity and Capital Resources

As of August 31, 2015, we had total current assets of $134. Our total current liabilities as of August 31, 2015 were $33,604. We had a working capital deficit of $33,470 as of August 31, 2015.

Cash used in operating activities was $322 for the year ended August 31, 2015. Our net loss was the main contributing factor to our negative operating cash flow.

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

Going Concern

We have a deficit accumulated during the development stage of $133,696 as of August 31, 2015. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue and a limited amount of working capital. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm;
F-2	Balance Sheets as of August 31, 2015 and 2014;
F-3	Statements of Operations for the years ended August 31, 2015 and 2014;
F-4	Statement of Stockholders’ Equity (Deficit) as at August 31, 2015;
F-5	Statements of Cash Flows for the years ended August 31, 2015 and 2014; and
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Skookum Safety Solutions Corp.

We have audited the accompanying balance sheet of Skookum Safety Solutions Corp. (the “Company”) as of August 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of Skookum Safety Solutions Corp. as of August 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company is has earned limited revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended August 31, 2015 and 2014 These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

January 22, 2016

5201 Eden Avenue

Suite 300

Edina, MN 55436

630.277.2330

F-1

SKOOKUM SAFETY SOLUTIONS CORP.

BALANCE SHEETS

	August 31, 2015	August 31, 2014
ASSETS
Current Assets
Cash and equivalents	$134	$466

TOTAL ASSETS	$134	$466

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)
Liabilities
Current Liabilities
Accrued expenses	$21,974	$14,989
Due to officer	11,630	-
Total Liabilities	33,604	14,989

Stockholders’ Equity
Common Stock, $.001 par value, 30,000,000 shares authorized, 23,000,000 shares issued and outstanding, August 31, 2015 and 2014, respectively	23,000	23,000
Additional paid-in capital	80,125	80,125
Deficit accumulated	(136,595)	(117,648)
Total Stockholders’ Equity (Deficit)	(33,470)	(14,523)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)	$134	$466

See accompanying notes to financial statements.

F-2

SKOOKUM SAFETY SOLUTIONS CORP.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED AUGUST 31, 2015 AND 2014

	Year ended August 31, 2015	Year ended August 31, 2014

REVENUES	$-	$-

EXPENSES
Professional fees	17,350	19,661
General and administrative	1,597	4,417
TOTAL EXPENSES	18,947	24,078

LOSS FROM OPERATIONS	(18,947)	(24,078)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(18,947)	$(24,078)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED (as adjusted for 10:1 stock split	23,000,000	23,000,000

See accompanying notes to financial statements.

F-3

SKOOKUM SAFETY SOLUTIONS CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, August 31, 2013	23,000,000	$23,000	$80,125	$(93,570)	$9,555

Net loss for the year ended August 31, 2014	-	-	-	(24,078)	(24,078)

Balance, August 31, 2014	23,000,000	23,000	80,125	(117,648)	(14,523)

Net loss for the period ended August 31, 2015	-	-	-	(18,947)	(18,948)

Balance, August 31, 2015	23,000,000	$23,000	$80,125	$(136,595)	$(33,470)

See accompanying notes to financial statements.

F-4

SKOOKUM SAFETY SOLUTIONS CORP.

STATEMENTS OF CASH FLOWS

	Year ended August 31, 2015	Year ended August 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(18,947)	$(24,078)
Adjustments to reconciled net loss to net cash used in operating activities:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	-	-
Increase (decrease) in accrued expenses	6,985	7,039
Increase (decrease) in due to officer	11,630	-
Net Cash Used in Operating Activities	(332)	(17,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-
Capital contribution	-	-
Net Cash Provided by Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	(332)	(17,039)

Cash, beginning of period	466	17,505
Cash, end of period	$134	$466

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of accrued officer compensation	$-	$-

See accompanying notes to financial statements.

F-5

SKOOKUM SAFETY SOLUTIONS CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

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

Cash and Cash Equivalents

Skookum considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2015 and August 31, 2014, respectively, the Company had $134 and $466 of cash.

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

F-6

SKOOKUM SAFETY SOLUTIONS CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2015.

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

NOTE 2 – ACCRUED EXPENSES

Accrued expenses at August 31, 2015 and August 31, 2014 consisted of amounts due to the Company’s legal counsel, accountant and outside independent auditors.

F-7

SKOOKUM SAFETY SOLUTIONS CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

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

On July 17, 2015 the Company instituted a 10:1 forward stock split of shares of common stock.

As of August 31, 2015 there were 23,000,000 shares of common stock issued and outstanding.

NOTE 4 – INCOME TAXES

As of August 31, 2015, the Company had net operating loss carry forwards of approximately $133,696 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended August 31, 2015 and 2014:

	August 31, 2015	August 31, 2014
Federal income tax benefit attributable to:
Current Operations	$6,442	$8,186
Less: valuation allowance	(6,442)	(8,186)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of August 31, 2015 and August 31, 2014:

	August 31, 2015	August 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$46,442	$40,000
Less: valuation allowance	(46,442)	(40,000)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $133,696 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

F-8

SKOOKUM SAFETY SOLUTIONS CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

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

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended August 31, 2015 the majority shareholder of the Company advanced the Company $11,630 to fund the operations of the Company. The advances are non-interest bearing are due upon demand.

NOTE 7 – GOING CONCERN

Skookum has an accumulated deficit of $136,596 as of August 31, 2015. Skookum's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Skookum has no current source of revenue and a limited amount of working capital. Without realization of additional capital, it would be unlikely for Skookum to continue as a going concern. Skookum's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, and, ultimately, upon achieving profitable operations through the development of business activities.

NOTE 8 – SUBSEQUENT EVENTS

On September 22, 2015, Skookum Safety Solutions Corp. (the “Company”), the majority shareholders of the Company (the “Sellers”) and certain buyers (the “Purchasers”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), whereby the Purchasers purchased from the Sellers, 22,980,000 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 99.9% of the issued and outstanding shares of the Company, for an aggregate purchase price of $275,000 (the “Purchase Price”). The majority shareholder forgave the amounts advanced to the Company during the year and this amount is considered contributed capital. On October 16, 2015, the closing of the transaction occurred (“Closing Date”).

F-9

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Effective immediately upon the Closing of the transaction contemplated in the Stock Purchase Agreement, Nathalie Rystrom tendered her resignation as sole director and from all officer positions held in the Company.

Immediately effective upon the Closing of the transaction contemplated in the Stock Purchase Agreement, the following person was appointed as the Company’s sole executive officer and director. Directors are elected to hold offices until the next annual meeting of Shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

Name	Age	Principal Positions With Us
Yaojun “Larry” Lui	39	President, Chief Executive Officer, Chief Financial Officer and Director

Yaojun (“Larry”) Liu (age 39)

Mr. Liu has been the Vice President of Kirin International Holdings, Inc. (“Kirin”) since December 2014 and was serving as a director of Kirin for a short period of time from March 2011 to April 2011. He was a partner in Global Law Office from March 2006 to December 2014. Prior to joining Global Law Office, he worked with Jingtian & Gongcheng, a renowned law firm in Beijing since December 2003. Mr. Liu was a senior project manager at the Investment Banking Headquarter of Haitong Securities Co., Ltd, one of the major investment banks in China, from May 2000 to September 2002. Mr. Liu obtained his Masters Degrees in Renmin University of China in 2001 and University of Sheffield in 2003. He is specialized in FDI, M&A, overseas listing, asset-backed-securitization and project financing, etc., and provides legal services to companies in both China and overseas.

Family Relationships

There are no family relationships between Mr. Liu and any previous officers or directors of the Company.

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

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer, Yaojun (“Larry”) Liu, at the address appearing on the first page of this annual report.

Code of Ethics

As of August 31, 2015, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended August 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Natalie M. Rydstrom, President, CEO, CFO	2015	0	0	0	0	0	0	0	0
and Director	2014	0	0	0	0	0	0	0	0
Former Rebecca Kyllo, President, CEO, CFO	2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
and Director	2014	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 17, 2016, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class (2)
Common	Cathay Kylin International Investment Holding Group Limited (81.74%) (3)		81.74%

	Thriving Future Limited (4)		18.71%

Total of All Directors and Executive Officers:
More Than 5% Beneficial Owners:
None

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	The percent of class is based on 23,000,000 shares of the Company’s common stock issued and outstanding as of August 31, 2015.
(3)	Jianfeng Guo has sole voting and investment control with respect to the shares owned by Cathay Kylin International Holding Group Limited.
(4)	Yaojun “Larry” Liu has sole voting and investment control with respect to the shares owned byThriving Future Limited.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements:

Year Ended August 31,	Audit Services $	Audit Related Fees $	Tax Fees $	Other Fees $
2015	$10,500	-	-	-
2014	$10,500	-	-	-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Change (2)
3.3	Bylaws (1)
10.1	Stock Purchase Agreement, dated September 22, 2015 (3)
31.1*

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to Registration Statement on Form S-1 filed on December 13, 2011
(2)	Incorporated by reference to the Form 8-K filed on July 22, 2015
(3)	Incorporated by reference to the Form 10-K filed on October 22, 2015
*	Provided herewith
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skookum Safety Solutions Corp.

/s/ Yaojun “Larry” Lui
Yaojun “Larry” Lui
President, Chief Executive Officer and Director
February 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Yaojun “Larry” Lui
Yaojun “Larry” Lui
President, Chief Executive Officer and Director
February 17, 2016

